Form 10QSB
period 2001-09-30
ILN BRENTWOOD CORP
filed 2001-10-02
CIK 1142376

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-QSB
                              (Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended
                           September 30, 2001
or

[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from____to____

                    Commission file number: 00-32965

                        ILN Brentwood Corporation
        (Exact name of registrant as specified in its charter)


            TEXAS                                      76-0680999
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)


               15007 Grove Gardens, Houston, TX 77082
         (Address of principal executive offices  (zip code))

                             888-854-0661
         (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                           Yes         No X


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


            Class                   Outstanding at September 30, 2001
Common Stock, par value $0.0001                5,000,000





ITEM 1. FINANCIAL STATEMENTS


                   PART I -- FINANCIAL INFORMATION


ILN BRENTWOOD CORPORATION
(A DEVELOPMENT STAGE COMPANY)
(Unaudited)

BALANCE SHEET
September 30, 2001

ASSETS

CASH                                                         $   -
Deferred tax asset, less valuation allowance of $203         $   -
                                                             ---------
TOTAL ASSETS                                                 $   -
                                                             =========



LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES                                                  $   -
Accrued professional fees                                        300
                                                             ---------
      TOTAL LIABILITIES                                          300
                                                             ---------
COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDER'S EQUITY

   Preferred Stock, $.0001 par value, 20,000,000 shares
      authorized; none outstanding                           $   -
   Common Stock, $.0001 par value, 100,000,000 shares
      authorized; 5,000,000 shares issued and outstanding        500
   Additional paid-in capital                                    550
   Deficit accumulated during the development stage           (1,050)
                                                             ---------
      TOTAL DEFICIENCY IN ASSETS                              (  300)
                                                             ---------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                   $   -
                                                             =========

See accompanying notes.





ILN BRENTWOOD CORPORATION
(A DEVELOPMENT STAGE COMPANY)
(Unaudited)

STATEMENTS OF LOSS AND ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE
For the period from inception (MAY 3, 2001) to September 30, 2001

                                                         For the three         May 3, 2001
                                                          months ending        (inception)
                                                        September 30, 2001  September 30, 2001

EXPENSES
    Licenses and fees                                       $  -               $   300
    Professional fees                                          300               1,050
                                                            ---------          ---------
NET LOSS BEFORE INCOME TAX                                     -               $(1,350)

INCOME TAXES                                                   -                   -
                                                            ---------          ---------
NET LOSS AND ACCUMULATED DEFICIT DURING THE
 DEVELOPMENT STAGE                                           $(300)            $(1,350)
                                                            =========          =========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
(BASIC AND DILUTED)                                         5,000,000          5,000,000
                                                            =========          =========
NET LOSS PER SHARE (BASIC AND DILUTED)                      $ (0.00)           $ (0.00)
                                                            =========          =========

See accompanying notes.




ILN BRENTWOOD CORPORATION
(A DEVELOPMENT STAGE COMPANY)
(Unaudited)

STATEMENT OF CASH FLOWS
For the period from inception (May 3, 2001) to September 30,2001

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                  $(1,350)
      Adjustments to reconcile net loss to net
        cash used by operating activities:
      Increase in accrued professional fees                       300
                                                              ---------
        NET CASH USED BY OPERATING ACTIVITES                   (1,050)
                                                              ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Sale of common stock                                        1,000
    Capital contributed                                            50
                                                              ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                1,050
                                                              ---------
NET INCREASE IN CASH AND EQUIVALENTS FOR THE PERIOD
    AND CUMULATIVE DURING THE DEVELOPMENT STAGE                   -

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                   -
                                                              ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD                     $   -
                                                              =========
SUPPLEMENTAL DISCLOSURES
    Interest paid                                             $   -
    Income taxes paid                                         $   -
                                                              ---------

See accompanying notes.


The accompanying unaudited financial statements of the Company have been prepared inaccordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, the Company has made all adjustments necessary for a fair presentation of the results of the interim periods, and such adjustments consist of only normal recurring adjustments.
The results of operations for such interim periods are not necessarily indicative of results of operations for a full year.


NOTE 1.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS ACTIVITY

     ILN Brentwood Corporation (A Development Stage Company) (the Company) was incorporated in Texas on May 3, 2001, to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At September 30, 2001, the Company had not yet commenced any formal business operations. The Company's fiscal year-end is December 31.

     The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     INCOME TAXES

     The Company follows Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes". FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the difference in events that have been recognized in the Company's financial statements compared to the tax returns.

     ADVERTISING

     Advertising costs will be expensed as incurred.

     NET LOSS PER SHARE

     Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

     DEVELOPMENT STAGE COMPANY

     The Company has been devoting its efforts to activities such as raising capital, establishing sources of information, and identifying target businesses for its planned acquisition or combination. The Company has not yet generated any revenues and, as such, it is considered a development stage company.

NOTE 2.   RELATED PARTY TRANSACTIONS

     The Company issued 5,000,000 shares of common stock to ILN
     Industries, LLC, which is 100% owned by the President and sole director of the Company in May 2001. These shares were issued for a total value of $1,000.

     ILN Industries, LLC, the Company's sole shareholder contributed capital in the amount of $50, per a signed agreement dated May 3, 2001. The agreement calls for ILN Industries, LLC to provide the following services, without reimbursement from the Company, until the Company enters into a business combination as described in
     Note 1:

        a. Location and review of potential target companies
        b. Fund all corporate, organizational, and other costs incurred by the Company as contributed capital

NOTE 3.   INCOME TAXES

     At September 30, 2001, the Company had a net operating loss of approximately $1,350. This loss may be used to offset federal income taxes in future periods. However, if subsequently there are ownership changes in the Company, as defined in Section 382 of the Internal Revenue Code, the Company's ability to utilize net operating losses available before the ownership change may be restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carryforwards could, in all likelihood, be limited or eliminated in future years due to a change in ownership as defined in the Code. The utilization of the remaining carryforwards is dependent on the Company's ability to generate sufficient taxable income during the carryforward periods and no further significant changes in ownership.

     The Company computes deferred income taxes under the provisions of FASB Statement No. 109 (SFAS 109), which requires the use of an asset and liability method of accounting for income taxes.
     SFAS No. 109 provides for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that, a portion of the deferred income tax benefits will not be realized. It is Management's opinion that the entire deferred tax benefit of $203 resulting from the net operating loss may not be recognized in future periods. Therefore, a valuation allowance equal to the deferred tax benefit of $203 has been established, resulting in no deferred tax benefits as of the balance sheet date.

NOTE 4.   GOING CONCERN AND MANAGEMENT'S PLANS

     The Company incurred a net loss of $1,350 for the period from inception (May 3, 2001) to September 30, 2001. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations.
     The Company anticipates meeting its cash requirements through the financial support of its shareholder until such time as it finds a merger partner. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 5.  STOCKHOLDER'S EQUITY

     SALE OF SHARES

     In May 2001, the Company issued 5,000,000 shares of common stock for a total of $1,000.

     CAPITAL CONTRIBUTED

     In May 2001, the sole shareholder of the Company contributed $50 to pay for certain Company expenses.

     PREFERRED STOCK

     The Board of Directors is authorized to establish the rights and preferences of preferred stock. To date, the Board of Directors has not established those rights and preferences.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The Company has filed Form 10-SB registration statement pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company will file with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB.

        The Company was formed to engage in a merger with or acquisition of an unidentified foreign or domestic private company which desires to become a reporting company whose securities have been registered under the Exchange Act. The Company may be deemed to meet the definition of a "blank check" company contained in Section (7)(b)(3) of the Securities Act of 1933, as amended.

        Management believes that there are perceived benefits to being a reporting company which may be attractive to foreign and domestic private companies.

        These benefits are commonly thought to include

           (1) the ability to use securities to make acquisition of assets or businesses;
           (2) increased visibility in the financial community;
           (3) the facilitation of borrowing from
               financial institutions;
           (4) improved trading efficiency;
           (5) the potential for shareholder liquidity;
           (6) greater ease in subsequently raising capital;
           (7) compensation of key employees through options for stock for which there may be a public market;
           (8) enhanced corporate image; and,
           (9) a presence in the United States capital market.

        A private company which may be interested in a business combination with the Company may include

           (1) a company for which a primary purpose of becoming a reporting company is the use of its securities for the acquisition of assets or businesses;
           (2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;
           (3) a company which wishes to become a reporting company with less dilution of its common stock than would occur normally upon an underwriting;
           (4) a company which believes that it will be able obtain investment capital on more favorable terms after it has become a reporting company;
           (5) a foreign company which may wish an initial entry into the United States securities market;
           (6) a company seeking one or more of the other benefits believed to attach to a reporting company.

        As of the date hereof, the Company has not entered into an agreement for a business combination and will not enter into an agreement for a business combination until the SEC has deemed its registration to be effected. When a business combination is effected, if at all, the Company will file notice of such transaction with the Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-QSB are advised to see if the Company has subsequently filed a Form 8-K.

        ILN Industries, LLC has agreed to pay all of the Company expenses until a business combination is effected, without repayment.

        The Company is authorized to enter into a definitive agreement with a wide variety of private businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which private company, if any, the Company will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

        The Company does not intend to trade its securities in the secondary market until completion of a business combination. It is anticipated that following such occurrence the Company will take the steps required to cause its common stock to be admitted to quotation on the NASD OTC Bulletin Board or, if it then meets the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange.




                    PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY  HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

             -- Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form 10-SB filed on July 5, 2001 and is incorporated herein by reference.

             -- By-Laws filed as an exhibit to the Company's registration statement on Form 10-SB filed on July 5, 2001 which is incorporated herein by reference.

              -- Agreement with ILN Industries, LLC filed as an exhibit to the Company's registration statement on Form 10-SB filed on July 5, 2001 which is incorporated herein by reference.

        (b)     Reports on Form 8-K

             There were no reports on Form 8-K filed by the Company during the quarter.



                              SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ILN Brentwood Corporation


                               By: /S/ Henry Jan
                                       President

        Dated: October 1, 2001